Form 10-Q
period 2009-09-30
Console Acquisition CORP
filed 2009-11-12
CIK 1435614

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2009

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


         Class                                 Outstanding at
                                              September 30, 2009

Common Stock, par value $0.0001                 1,000,000

Documents incorporated by reference:            None

                   PART I  -- FINANCIAL INFORMATION



               CONSOLE ACQUISITION CORPORATION
               (A DEVELOPMENT STAGE COMPANY)


                      CONTENTS


PAGE	1	CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2009
		(UNAUDITED) AND	DECEMBER 31, 2008

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE and
		NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 AND FOR
		THE PERIOD FROM SEPTEMBER 13, 2006 (INCEPTION) THROUGH
		SEPTEMBER 30, 2009 (UNAUDITED)

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS'
		EQUITY FOR THE PERIOD SEPTEMBER 13, 2006 (INCEPTION)
		THROUGH SEPTEMBER 30, 2009 (UNAUDITED)

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
		ENDED SEPTEMBER 30, 2009 AND 2008 AND FOR THE PERIOD
		FROM SEPTEMBER 13, 2006 (INCEPTION) THROUGH SEPTEMBER
		30, 2009 (UNAUDITED)

PAGES	5 - 7	NOTES TO FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2009
		AND 2008


                CONSOLE ACQUISITION CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)
                    CONDENSED BALANCE SHEETS
                      -----------------------
                             ASSETS
                             ------

                                                 As of          As of
                                               Sept 30,      December 31,
                                                 2009           2008
                                              (Unaudited)     ---------
                                              ----------
   Cash                                          $  500       $    500
                                                 ------       --------
   TOTAL ASSETS                                  $  500       $    500
   ------------                                  =======      ========



            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
            ------------------------------------------------


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
                                                 ========        =======


       See accompanying notes to condensed financial statements
                                    1

                        CONSOLE ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED STATEMENTS OF OPERATIONS
            FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
               AND FOR THE PERIOD FROM SEPTEMBER 13, 2006 (INCEPTION)
                       THROUGH SEPTEMBER 30, 2009 (UNAUDITED)


	            	For the  	For the		For the	    For the    	For the Period
        	     	3-Months	3-Months	9-Months    9-Months   	from September 13,
             		Ended		Ended   	Ended	    Ended	2006 (Inception)
             		Sept 30, 	Sept 30,	Sept 30,    Sept 30, 	through Sept 30,
             		2009            2008        	2009	    2008	2009

Income       		$  -        	$  -       	$  -	    $   -	$  -
                       ------- 		-------  	------	    -------	-------

Expenses
 Organization
    expense        	    -		   -	       	   -		-	   650
 Professional Fees	    -		   -		   -		-	 2,000
                       ------- 		-------  	------	    -------	-------

   Total expenses           -              -       	   -		-	 2,650
                       ------- 		-------  	------	    -------	-------

NET LOSS                    -              -       	   -	        -	(2,650)
=========              =======          =======		======	    ========	=======

Basic and diluted--
loss per share         $   -             $ -		$  -	     $  -
                       =======          =======		======	    ========	=======

Weighted average
number of shares
outstanding;
basic and diluted      1,000,000	1,000,000	1,000,000    1,000,000
                       =========        =========	=========    =========	=======

                See accompanying notes to condensed financial statements
                                       2

                          CONSOLE ACQUISITION CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
            CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                  FOR THE PERIOD FROM SEPTEMBER 13, 2006 (INCEPTION)
                        THROUGH September 30, 2009 (UNAUDITED)
                              --------------------

                                                                        Deficit
                                                                        Accumulated
                                                           Additional   During
                                      Common Stock Issued    Paid-In    Development
                                      Shares      Amount     Capital    Stage        Total
   -----------                        ------        -----    ------     --------     --------
  BALANCE, SEPTEMBER 13,2006
     (Date of Inception)
  Common Stock Issuance               1,000,000    $ 100     $  400      $   -        $   500
  Fair value of expense
     contributed                                                535                       535
  Net Loss                                                                   (535)       (535)
                                      ----------    -------   --------     --------    ---------
  BALANCE AS OF DECEMBER 31, 2006     1,000,000      100        935          (535)        500

  Fair Value of expense contributed                             115                       115
  Net Loss                       					     (115)       (115)
                                      ----------    -------   --------     --------    ---------
  BALANCE AS OF DECEMBER 31, 2007     1,000,000      100      1,050          (650)        500

  Net Loss                       					   (2,000)     (2,000)
                                      ----------    -------  --------      --------    ---------
  BALANCE AS OF DECEMBER 31, 2008     1,000,000      100      1,050        (2,650)     (1,500)

  Fair Value of expense contributed                           1,667                     1,667
  Net Loss                       					      -            -
                                     ----------    -------  --------      --------    ---------
  BALANCE AS OF September 30, 2009    1,000,000      100      2,717        (2,650)        167
                                     ==========    =======  ========      ========    =========

                See accompanying notes to condensed financial statements
                                                     3

                           CONSOLE ACQUISITION CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              ------------------------
                                                                              For the Period
                                                                                   From
                                        For the Nine        For the Nine       September 13, 2006
                                        Months Ended       Months Ended       (Inception) to
                                        Sept 30, 2009      Sept 30, 2008       Sept 30, 2009
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

                   CONSOLE ACQUISITION CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONDENSED FINANCIAL STATEMENTS

                  --------------------------------

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Organization and Business Operations

Console Acquisition Corporation (a development stage company) ("the
Company") was incorporated in Delaware on September 13, 2006, to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business.
As of September 30, 2009, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

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

(D) Taxes

Deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. There is no current or deferred income tax expense or benefits due to the Company not having any material operations for the nine months ended September 30, 2009 and 2008.

                   CONSOLE ACQUISITION CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONDENSED FINANCIAL STATEMENTS

                  --------------------------------


(E) Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the nine months ended September 30, 2009 and 2008.

(F) Fair Value of Financial Instruments

Effective January 1, 2009, fair value measurements are determined by the Company's adoption of authoritative guidance issued by the FASB with respect to fair value measurements of (a) non-financial assets and liabilities that are recognized or disclosed at fair value in the Company's financial statements on a recurrring basis (at least annually) and (b) all financial assets and liabilities. Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date.

A fair value hierarchy was established for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The hierarchy is broken down into three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include quoted prices for similar assets or liabilities in active markets. Level 3 inputs are unobservable inputs for the asset or liability. Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The assets measured at fair value on a recurring basis subject to the disclosure requirements as of September 30, 2009 are as follows:

                            Quote Prices in  Significant
             Carrying       Active Markets   Other        Significant
             Value as of    for Identical    Observable   Unobservable
             of Sept. 30,   Assets           Inputs       Inputs
             2009           (Level 1)        (Level 2)    (Level 3)
             -----------   -------------   ------------   -----------
Cash
and cash      $500         $500
equivalents

(G) Recent Accounting Pronouncements

In June, 2009, the FASB issued authoritative guidance on accounting standards codification and the hierarchy of generally accepted accounting principles effective for interim and annual reporting periods ending after September 15, 2009. The FASB accounting standards codification ("ASC", "Codification") has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. Beginning with the quarter ending September 30, 2009, all references made by the Company to GAAP in its condensed consolidated financial statements use the Codification numbering system. The Codification does not change or alter existing
GAAP and, therefore, it does not have an impact of the Company's financial position, results of operations and cash flows.

In June, 2009, the FASB made an update to "Consolidation-- Consolidation of Variable Interest Entities." Among other things, the update replaces the calculation for determining which entities, if any, have a controlling financial interest in a variable interest entity (VIE) from a quantitative based risks and rewards calculation, to a qualitative approach that focuses on identifying which entities have the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE.
The update also requires ongoing assessments as to whether an entity is the primary beneficiary of a VIE (previously, reconsideration was only required upon the occurrence of specific events), modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a company's involvement in VIEs. This update will be effective for fiscal years beginning after November 15, 2009. The Company does not currently believe that the adoption of this update will have any effect on its condensed financial statements.

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

                   CONSOLE ACQUISITION CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONDENSED FINANCIAL STATEMENTS

                  --------------------------------

NOTE 3    RELATED PARTIES

Legal counsel to the Company is a firm owned by the President of the Company who also owns 100% of the outstanding stock of Tiber Creek Corporation, a 50% shareholder. Tiber Creek Corporation will perform consulting services for the Company in the future. Additional paid-in capital as of September 30, 2009 includes $2,317 of fair value of organization and professional costs incurred by related parties on behalf of the Company.

NOTE 4     SUBSEQUENT EVENT

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 12, 2009, the date the financial statements were issued. No subsequent events were identified that would have required a change to the financial statements or disclosure in the notes to the financial statements.

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

In June, 2009, the FASB issued authoritative guidance on accounting standards codification and the hierarchy of generally accepted accounting principles effective for interim and annual reporting periods ending after September 15, 2009. The FASB accounting standards codification ("ASC", "Codification") has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. Beginning with the quarter ending September 30, 2009, all references made by the Company to GAAP in its condensed consolidated financial statements use the Codification numbering system. The Codification does not change or alter existing
GAAP and, therefore, it does not have an impact of the Company's financial position, results of operations and cash flows.

In June, 2009, the FASB made an update to "Consolidation-- Consolidation of Variable Interest Entities." Among other things, the update replaces the calculation for determining which entities, if any, have a controlling financial interest in a variable interest entity (VIE) from a quantitative based risks and rewards calculation, to a qualitative approach that focuses on identifying which entities have the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE.
The update also requires ongoing assessments as to whether an entity is the primary beneficiary of a VIE (previously, reconsideration was only required upon the occurrence of specific events), modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a company's involvement in VIEs. This update will be effective for fiscal years beginning after November 15, 2009. The Company does not currently believe that the adoption of this update will have any effect on its condensed financial statements.

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

Dated:   November 12, 2009


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     NAME                             OFFICE                DATE

   /s/ James M. Cassidy             Director         November 12, 2009